Form 10KSB
period 2005-12-31
BEACONSFIELD III INC
filed 2006-03-30
CIK 1323925

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                                   (Mark One)

                   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number 000-51566

             ------------------------------------------------------

                             Beaconsfield III, Inc.

             (Exact name of registrant as specified in its charter)

             ------------------------------------------------------

           Delaware                                              34-2033196
           --------                                              ----------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

     497 Delaware Avenue
         Buffalo, NY                                               14202
         -----------                                               -----
(Address of principal executive offices)                         (zip code)

               Registrant's telephone number, including area code:
                                 (716) 882-2157

             ------------------------------------------------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None.

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.0001 par value per share
                    -----------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|.

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss.229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|.

The Company's revenues for fiscal year ended December 31, 2005 were $0.

As of March 28, 2006, there were 10,150,000 shares of common stock outstanding, none of which were held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                           FORWARD-LOOKING STATEMENTS

Certain   statements   made  in  this   Annual   Report  on  Form   10-KSB   are
"forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Beaconsfield III, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                     PART I

Item 1. Business.

Introduction

      Beaconsfield III, Inc. ("we", "our", "us", the "Company" or the "Registrant") was incorporated in the State of Delaware on November 29, 2004 and maintains principal offices at 497 Delaware Avenue, Buffalo, NY 14202. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and since the effectiveness of its registration statement on Form 10-SB/A, has begun efforts in consummating a business combination.

      The Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), also is a "shell company," defined as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

      The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business.

Competition

      Our primary goal is the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation. The Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

      Other than Andrew  Gertler and Joseph  Galda,  our  officers,  the Company
currently  has  no  employees.   Neither  of  our  officers  receives  any  cash
compensation, and each provides services on an as-needed basis.

RISK FACTORS

      The information in this Form 10-KSB contains forward-looking statements. These statements relate to future events or future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expects," "hopes," "believes," "plans," "anticipates," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. In evaluating these statements, readers should specifically consider various factors, including the risks outlined below. These factors may cause the Company's actual results to differ materially from any forward-looking statement.

There may be conflicts of interest between our management and our non-management stockholders.

      Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may be the future be, affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity.

Our business is difficult to evaluate because we have no operating history.

      As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

      We are in a highly  competitive  market  for a small  number  of  business opportunities which could reduce the likelihood of consummating a successful business combination. We will be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

      The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of an identified business opportunity. We cannot assure you that we will be successful in locating candidates with established operating histories. In the event we complete a business combination with a privately held company, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact 7our ability to identify a suitable acquisition candidate and consummate a business combination.

      While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into and consummating a merger or acquisition with the most attractive private companies.

      Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially
preclude   consummation  of  an  acquisition.   Otherwise  suitable  acquisition
prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

      Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

      If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock.

      Outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933, as amended (the "Securities Act") and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment. Further, shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission's Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Our business will have no revenues unless and until we merge with or acquire an operating business.

      We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

      Our certificate of incorporation authorizes the issuance of a maximum of 75,000,000 shares of common stock and a maximum of 5,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Our stockholders may engage in a transaction to cause the Company to repurchase their shares of common stock.

      In order to provide an interest in the Company to a third party, our stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase shares of common stock held by the stockholders. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

      The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. It may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a "reverse merger", following such a transaction we may not be able to attract the attention of major brokerage firms.

      Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

      Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

There is no public market for our common stock, nor have we ever paid dividends on our common stock.

      There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act. Additionally, we have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Authorization of Preferred Stock.

      Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Item 2. Property.

      The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of one of its stockholders at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

      The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

      The Company is authorized by its Certificate of Incorporation to issue an aggregate of 80,000,000 shares of capital stock, of which 75,000,000 are shares of common stock, par value $.0001 per share (the "Common Stock"). As of the date hereof, 10,150,000 shares of Common Stock are issued and outstanding, and there are 13 holders of record of the Common Stock.

      The Common Stock is not listed on a publicly-traded market.

Preferred Stock

      Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $.0001 per share (the "Preferred Stock"). The Company has not yet issued any of its preferred stock.

Dividend Policy

      The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Recent Sales of Unregistered Securities

      The Registrant issued 150,000 shares of Common Stock on December 15, 2004, to Andrew Gertler, Joseph Galda and Eric Boyd for cash consideration of $0.0001 per share for an aggregate investment of $15. The Registrant issued 10,000,000 shares on December 15, 2004, to ten individuals for cash consideration of $0.005 per share for an aggregate consideration of $50,000. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act. No securities have been issued for services.

      All purchasers represented in writing that they acquired the securities for their own account. A legend was placed on the stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission's Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

      The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to locate suitable acquisition or merger candidates. The Company may need additional cash advances from stockholders to pay for operating expenses until the Company consummates the merger with a privately-held company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

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

Item 7. Financial Statements.

BEACONSFIELD III, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

--------------------------------------------------------------------------------
                                                                         Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                   F-1

FINANCIAL STATEMENTS:

      Balance Sheets                                                      F-2
      Statements of Operations                                            F-3
      Statements of Changes in Stockholders' Equity                       F-4
      Statements of Cash Flows                                            F-5
      Notes to Financial Statements                                     F-6-F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Beaconsfield III, Inc.
Buffalo, New York

We have audited the accompanying balance sheets of Beaconsfield III, Inc. (a development stage company) as of December 31, 2005 and 2004 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2005 and the periods November 29, 2004 (inception) through December 31, 2004 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beaconsfield III, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the year ended December 31, 2005 and the periods November 29, 2004 (inception) through December 31, 2004 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP

RAICH ENDE MALTER & CO. LLP
East Meadow, New York
March 29, 2006

BEACONSFIELD III, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                       December 31,    December 31,
                                                                           2005            2004
                                                                       ------------    ------------

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                         $     12,309    $     37,515
     Other current assets                                                     9,734           9,500
                                                                       ------------    ------------

         Total current assets                                          $     22,043    $     47,015
                                                                       ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued expenses                                                  $      3,357    $        684

STOCKHOLDERS' EQUITY:
     Preferred stock, $.0001 par value; 5,000,000 shares authorized;
        none issued and outstanding                                              --              --
     Common stock, $.0001 par value; 75,000,000 shares authorized;
       10,150,000 shares issued and outstanding                               1,015           1,015
     Additional paid-in capital                                              49,000          49,000
     Deficit accumulated during the development stage                       (31,329)         (3,684)
                                                                       ------------    ------------
                                                                             18,686          46,331
                                                                       ------------    ------------

                                                                       $     22,043    $     47,015
                                                                       ============    ============

BEACONSFIELD III, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                               For the Periods
                                                       -------------------------------
                                                        November 29,     November 29,
                                         For the            2004            `2004
                                        Year Ended     (Inception) to   (Inception) to
                                       December 31,     December 31,     December 31,
                                           2005             2004             2005
                                      --------------   --------------   --------------

REVENUES                              $           --   $           --   $           --

GENERAL AND ADMINISTRATIVE EXPENSES           27,645            3,684           31,329
                                      --------------   --------------   --------------

NET LOSS                              $      (27,645)  $       (3,684)  $      (31,329)
                                      ==============   ==============   ==============


BASIC AND DILUTED LOSS PER SHARE:     $           --   $           --   $           --
                                      ==============   ==============   ==============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING:                         10,150,000        5,228,788        9,741,960
                                      ==============   ==============   ==============

BEACONSFIELD III, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                         Deficit
                                                                       Accumulated
                                                          Additional   During the         Total
                                     Preferred   Common    Paid-in     Development    Stockholders'
                                       Stock     Stock     Capital        Stage          Equity
                                     ---------   ------   ----------   -----------    -------------

BALANCE:
     November 29, 2004 (Inception)   $      --   $   --   $       --   $        --    $          --

         Issuance of 10,150,000
            shares of common stock          --    1,015       49,000            --           50,015

         Net loss                           --       --           --        (3,684)          (3,684)
                                     ---------   ------   ----------   -----------    -------------

BALANCE:
     December 31, 2004                      --    1,015       49,000        (3,684)          46,331

         Net loss                           --       --           --       (27,645)         (27,645)
                                     ---------   ------   ----------   -----------    -------------

BALANCE:
     December 31, 2005               $      --   $1,015   $   49,000   $   (31,329)   $      18,686
                                     =========   ======   ==========   ===========    =============

BEACONSFIELD III, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                   For the Periods
                                                                          --------------------------------
                                                                           November 29,      November 29,
                                                           For the             2004              2004
                                                          Year Ended      (Inception) to    (Inception) to
                                                         December 31,      December 31,      December 31,
                                                             2005              2004              2005
                                                        --------------    --------------    --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                           $      (27,645)   $       (3,684)   $      (31,329)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Changes in operating assets and liabilities:
            Other current assets                                  (234)           (9,500)           (9,734)
            Accrued expenses                                     2,673               684             3,357
                                                        --------------    --------------    --------------
              Net cash used in operating activities            (25,206)          (12,500)          (37,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                         --            50,015            50,015
                                                        --------------    --------------    --------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                      (25,206)           37,515            12,309

CASH AND CASH EQUIVALENTS:
     Beginning of period                                        37,515                --                --
                                                        --------------    --------------    --------------

     End of period                                      $       12,309    $       37,515    $       12,309
                                                        ==============    ==============    ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for income taxes                         $           --    $          355    $          355
                                                        ==============    ==============    ==============

BEACONSFIELD III, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1.    ORGANIZATION AND OPERATIONS

      Beaconsfield III, Inc. (the "Company"), located in Buffalo, New York, was incorporated in Delaware on November 29, 2004 for the purpose of engaging in the potential future merger or acquisition of an unidentified target business in accordance with Rule 419 of the Securities Act of 1933 (the "Securities Act"). Since its inception, the Company's operations have primarily included raising capital and the performance of certain administrative functions.

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

4.    INCOME TAXES

      The provision for (benefit from) income taxes consists of the following for the year ended December 31, 2005 and the periods November 29, 2004 (inception) to December 31, 2004 and November 29, 2004 (inception) to December 31, 2005:

                                                  For the Periods November 29, 2004
                                  For the Year    --------------------------------
                                     Ended        (Inception) to    (Inception) to
                                  December 31,     December 31,      December 31,
                                      2005             2004              2005
                                 --------------   --------------    --------------

      Current:
           State minimum tax     $           --   $          355    $          355
      Deferred:
           State                            200             (200)               --
           Federal                       (4,200)            (500)           (4,700)
           Valuation allowance            4,000              700             4,700
                                 --------------   --------------    --------------

                                 $           --   $          355    $          355
                                 ==============   ==============    ==============


      The Company has approximately $4,700 and $700 in gross deferred tax assets at December 31, 2005 and 2004, respectively, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At December 31, 2005, the Company has federal net operating loss carryforwards of approximately $31,000 available to offset future taxable income through 2025.

      The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

                                                               For the Periods November 29, 2004
                                                               ---------------------------------
                                              For the Year
                                                 Ended         (Inception) to     (Inception) to
                                              December 31,      December 31,       December 31,
                                                  2005              2004               2005
                                             --------------    --------------     --------------

      Statutory federal income tax rate                 (34)%             (34)%              (34)%
      State taxes, net of federal benefits               (5)%              (5)%               (5)%
      Valuation allowance                                39%               28%                38%
                                             --------------    --------------     --------------

          Income tax rate                                 0%              (11)%               (1)%
                                             ==============    ==============     ==============

BEACONSFIELD III, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.    RELATED PARTY TRANSACTIONS

      The Company utilizes the office space and equipment of a stockholder at no cost. Management estimates such amounts to be immaterial.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 8A. Controls and Procedures.

      The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. There have been no changes to the Company's internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2005, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

      None.

                                    Part III

Item 9. Directors and Executive Officers of the Registrant.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company's directors and executive officers for the fiscal year ended December 31, 2005:

NAME             AGE   POSITION
----             ---   --------
Andrew Gertler   45    President, Treasurer and Director
Joseph Galda     46    Secretary and Director

Andrew M. Gertler, 45, is a founder and director of the Company and its President. Mr. Gertler is currently the President and a director of Neutron Enterprises, Inc., a publicly traded company which is developing an outdoor media business. From April 2001 to March 2004 Mr. Gertler was a Managing Director of Gestion Jean-Paul Auclair Inc., a family office, where he specialized in private equity investments throughout North America. From April 1997 to March 2001, Mr. Gertler was Senior Vice-President of Hudson Advisors Canada, which provided asset management services across Canada and the United States to both the Lone Star Opportunity Fund (LSOF) and the Brazos Opportunity Fund. Mr. Gertler also serves as President, Treasurer and director of Beaconsfield I, Inc. and Beaconsfield II, Inc. (each a publicly reporting, non-trading company). Mr. Gertler is also a director of Avicena Group, Inc., a biotechnology company.

Joseph P. Galda, 46, is a founder and director of the Company and its Corporate Secretary. Mr. Galda is currently the President of Corsair Advisors, Inc., a strategic advisory firm formed in November 2004. In addition, Mr. Galda serves as U.S. counsel to Zi Corporation, a publicly-traded developer of intelligent interface solutions, and Vice President and General Counsel of Spearhead Limited, Inc., an information technology consulting firm traded on the Alternative Investment Market of the London Stock Exchange. From December 2000 to October 2004 Mr. Galda was a partner in Hodgson Russ LLP, a law firm, where he specialized in cross border financing and merger and acquisition transactions. From April 1996 to December 2004 Mr. Galda was a shareholder in the Philadelphia office of Buchanan Ingersoll PC, a law firm, where he also practiced corporate finance law. Mr. Galda also serves as Secretary and director of Beaconsfield I, Inc. and Beaconsfield II, Inc. (each a publicly reporting, non-trading company). Mr. Galda is also a director of Avicena Group, Inc.

      The term of office of each director expires at the Company's annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

(b) Significant Employees. None.

(c) Family Relationships. None.

(d) Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

(e) The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC of forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on the Company's review of the copies of the forms received by it during the period from November 29, 2004 (inception) to December 31, 2005 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

CODE OF ETHICS

      We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Item 10. Executive Compensation.

      The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended December 31, 2005.

Name and Position                                   Year   Other Compensation
-----------------                                   ----   ------------------
Andrew Gertler, President, Treasurer and Director   2005        None
Joseph Galda, Secretary and Director                2005        None


Director Compensation

      We do not currently pay any cash fees to our directors, nor do we pay directors' expenses in attending board meetings.

Employment Agreements

      The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following tables set forth certain information as of March 28, 2006, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

                                         Amount and Nature of
Name and addresses of Beneficial Owner   Beneficial Ownership   Percent
--------------------------------------   --------------------   -------

Andrew Gertler (1)                                     50,000      0.49%
6555 Mozart Road
Cote St. Luc, Quebec H4W 3H9

Joseph Galda (2)                                       50,000      0.49%
497 Delaware Avenue
Buffalo, NY 14202

Ronald Wyles                                        1,000,000      9.85%
2170 Lakeshore Road, #204
Burlington, Ontario L7R 1A6

Robert Watson                                       1,000,000      9.85%
6 Buerkle Crescent
Kitchener, Ontario N2P 2S1

R. Mark Young                                       1,000,000      9.85%
204 Pandora Crescent
Kitchener, Ontario N2H 3E6

Boris Emanuel                                       1,000,000      9.85%
PO Box W325
Woods Center, Antigua

Karen Georgiou                                      1,000,000      9.85%
10150 Pineview Trail
Campbellville, Ontario L0P 1B0

Zoran Bakich                                        1,000,000      9.85%
775 Steeles Avenue West
Suite 1409
Toronto, Ontario M2R 2S8

Rosten Investments Inc                              1,000,000      9.85%
193 King Street East
Suite 200
Toronto, Ontario M5A 1J5

Richard Brezzi                                      1,000,000      9.85%
775 Steeles Avenue West
Suite 1409
Toronto, Ontario M2R 2S8

Lou Pupolin                                         1,000,000      9.85%
2951 Highway 7 West
Concord, Ontario L4K 1W3

1019562 Ontario Limited                             1,000,000      9.85%
1 St. Paul Street
Unit 10
St. Catharines, Ontario L2R 7L2

All Directors and Officers as a Group                 100,000       .99%
(2 individuals)

------------

(1)   Mr. Gertler is President, Treasurer and a Director of the Company.
(2)   Mr. Galda is the Secretary and a Director of the Company.

Item 12. Certain Relationships and Related Transactions.

      Our management has stated its intention to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred, and would either exceed our available funds or would render us effectively insolvent upon our payment. Upon consummation of a business combination, we will seek to reimburse our management for any such payments out of the proceeds of that transaction. Management will seek to enter into an agreement for a business combination that provides that contemporaneous with or following the completion of, and as a condition to, the transaction, our management will be reimbursed for any expenses incurred on our behalf or loans they make to pay any of our expenses. However, no assurances thereof can be given or that management will even seek reimbursement of expenses in the event any such officer or director actually advances funds to the Company.

      The Company utilizes the office space and equipment of one of its stockholders at no cost. Management estimates such amounts to be immaterial.

      Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits and Reports on Form 8-K.

Index to Exhibits

Exhibit   Description
-------   -----------

  *3.1    Certificate of Incorporation

  *3.2    By-laws

  31.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2005

  32.1    Certification   of   the  Company's  Principal   Executive Officer and
          Principal   Financial  Officer  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Filed as an exhibit to the Company's registration statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on November 10, 2005, and incorporated herein by this reference.

(b) Reports on Form 8-K. None.

Item 14. Principal Accountant Fees and Services

      Raich Ende Malter & Co. LLP ("Raich Ende") is the Company's independent registered public accounting firm.

AUDIT FEES

      The aggregate fees billed by Raich Ende for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB or services that are normally provided in connection with statutory and regulatory filings were $9,525 for fiscal years ended December 31, 2005 and 2004.

AUDIT-RELATED FEES

      Raich Ende fees billed for assurance and related services related to the audit or review of the Company's financial statements were $0 for the fiscal years ended December 31, 2005 and 2004.

TAX FEES

      Raich Ende fees billed for professional services for tax compliance, tax advice, and tax planning were $1,260 for the fiscal years ended December 31, 2005 and 2004. The nature of the services comprising these fees was tax compliance.

ALL OTHER FEES

      Raich Ende fees billed for other products and services were $0 for the fiscal years ended December 31, 2005 and 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BEACONSFIELD III, INC.

Dated: March 30, 2006                     By: /s/ Andrew Gertler
                                          -----------------------------
                                          Andrew Gertler
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                              Title                    Date

/s/ Joseph Galda              Secretary and Director   March 30, 2006
----------------
Joseph Galda