Form 10QSB
period 2006-03-31
BEACONSFIELD III INC
filed 2006-05-22
CIK 1323925

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51566

BEACONSFIELD III, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	34-2033196
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

497 Delaware Avenue
Buffalo, NY	14202
------------------------------------	-------------
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (716) 882-2157

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,150,000 shares of Common Stock, par value $ .0001 per share, outstanding as of May 18, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

BEACONSFIELD III, INC.

- INDEX -

PART I - FINANCIAL INFORMATION:
Page

Balance Sheet as of March 31, 2006 (unaudited)	F-1

Statements of Operations (unaudited) for the cumulative periods
November 29, 2004 (inception) to March 31, 2006 and the three months
ended March 31, 2006 and March 31, 2005	F-2

Statements of Changes in Stockholders' Equity (unaudited) for the cumulative period during the development stage
(November 29, 2004 to March 31, 2006)	F-3

Statements of Cash Flows (unaudited) for the cumulative periods
November 29, 2004 (incpetion) to March 31, 2006 and the three months
ended March 31, 2006 and March 31, 2005	F-4

Notes to unaudited interim Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BEACONSFIELD III, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

March 31,
2006
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$11,086
Other current assets	6,609

Total current assets	$17,695

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses	$6,957

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	-
Common stock, $.0001 par value; 75,000,000 shares authorized;
10,150,000 shares issued and outstanding	1,015
Additional paid-in capital	49,000
Deficit accumulated during the development stage	(39,277)
10,738

$17,695

See notes to unaudited interim financial statements.

BEACONSFIELD III, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			Period
			November 29,
			2004 (Inception)
	Three Months Ended March 31,		to March 31,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	7,948	2,779	39,277

NET LOSS	$(7,948)	$(2,779)	$(39,277)

BASIC AND DILUTED LOSS PER SHARE	$-	$-	$-

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	10,150,000	10,150,000	9,817,213

See notes to unaudited interim financial statements.

BEACONSFIELD III, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				(Deficit)
				Accumulated
			Additional	During the	Total
	Preferred	Common	Paid-in	Development	Stockholders'
	Stock	Stock	Capital	Stage	Equity

BALANCE at November 29, 2004	$-	$-	$-	$-	$-
(Inception)
Issuance of 10,150,000
shares of common stock	-	1,015	49,000	-	50,015

Net loss	-	-	-	(3,684)	(3,684)

BALANCE, December 31, 2004	-	1,015	49,000	(3,684)	46,331

Net loss	-	-	-	(27,645)	(27,645)

BALANCE, December 31, 2005	-	1,015	49,000	(31,329)	18,686

Net loss (unaudited)				(7,948)	(7,948)

BALANCE, March 31, 2006	$-	$1,015	$49,000	$(39,277)	$10,738
(unaudited)

See notes to unaudited interim financial statements.

BEACONSFIELD III, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			Period
			November 29,
			2004 (Inception)
	Three Months Ended March 31,		to March 31,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,948)	$(2,779)	$(39,277)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Other current assets	3,125	2,500	(6,609)
Accrued expenses	3,600	259	6,957
Net cash used in operating activities	(1,223)	(20)	(38,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	50,015

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(1,223)	(20)	11,086

CASH AND CASH EQUIVALENTS:
Beginning of period	12,309	37,515	-

End of period	$11,086	$37,495	$11,086

See notes to unaudited interim financial statements.

BEACONSFIELD III, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS

Beaconsfield III, Inc. (the "Company"), located in Buffalo, New York, was incorporated in Delaware on November 29, 2004 for the purpose of engaging in the potential future merger or acquisition of an unidentified target business. Since its inception, the Company's operations have primarily included raising capital and the performance of certain administrative functions.

On December 15, 2004, the Company issued 150,000 shares of its common stock for a total of $15 in cash in accordance with a Stock Purchase Agreement. Additionally on that date, the Company issued 10,000,000 shares of its common stock for a total of $50,000 in cash.

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

The Company has approximately $6,000 in gross deferred tax assets at March 31, 2006, resulting from deferred startup costs. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. The change in the valuation allowance from December 31, 2005 to March 31, 2006 amounted to approximately $300.

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

BEACONSFIELD III, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

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

5. INTERIM FINANCIAL STATEMENTS

The accompanying interim financials statements of the Company as of March 31, 2006, for the three months ended March 31, 2006 and 2005 and for the period from November 29, 2004 (inception) to March 31, 2006 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the interim period presented have been included.  All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ended December 31, 2006. This financial information should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. The Company has not realized any revenues from operations since November 29, 2004 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 29, 2004 (inception) to March 31, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.
-------------------------------------------------
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.
-----------------------------
There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended March 31, 2006.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
-----------	-----------

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on November 10, 2005, and incorporated herein by this reference.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACONSFIELD III, INC.

Dated: May 19, 2006	By:	/s/ Andrew Gertler
Andrew Gertler
President

3